Form 10-Q
period 2011-03-31
WISE SALES, INC.
filed 2011-05-23
CIK 1463243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to ______________

Commission file number 333-158966

Wise Sales, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	26-3386352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Kurt Wise
4701 Washington Ave., Suite 210
Racine, Wisconsin 53406

(Address of principal executive offices, zip code)

Issuer's telephone number: (262) 886- 6328

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☒

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on May 30, 2011, was 6,000,000.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

Wise Sales, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)
	March 31,	December 31.
	2011	2010
ASSETS

Current assets
Cash	$1,348	$1,393
Total current assets	1,348	1,393
Total assets	$1,348	$1,393

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Related party payable	19,092	18,392
Note payable - related party	12,000	12,000
Accrued interest - related party	2,251	2,014
Total current liabilities	33,343	32,406

Stockholder's equity
Common stock - 1,000,000,000 common shares
authorized with a par value of $.001; 6,000,000
common shares issued and outstanding
at March 31, 2011 and December 31, 2010	6,000	6,000
Accumulated deficit	(37,995)	(37,013)
Total stockholder's equity	(31,995)	(31,013)

Total liabilities and stockholder's equity	$1,348	$1,393

The accompanying notes are an integral part of the financial statements

Wise Sales, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)			Period of
	Three	Three	Inception
	months	months	(September
	Ending	Ending	10, 2008)
	March	March	March
	31, 2011	31, 2010	31, 2011

Operating expenses
Administrative expenses	$745	$4,885	$35,744
Total operating expenses	745	4,885	35,744

Operating loss	(745)	(4,885)	(35,744)

Interest expense - related party	237	237	2,251

Net earnings (loss)	$(982)	$(5,122)	$(37,995)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,000,000	6,000,000

The accompanying notes are an integral part of the financial statements

Wise Sales, Inc.
(A Development Stage Company)
Statements of Stockholders Equity
(Unaudited)
				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Stock issues for services on
September 10, 2008
(inception) at $.001 per share	200,000	200	$0		$200

Stock issues for services on
December 15, 2008 at $.001
per share	5,800,000	5,800			5,800

Net loss for 2008				(16,075)	(16,075)

Balance at December 31, 2008	6,000,000	6,000	0	(16,075)	(10,075)

Net loss for 2009				(11,008)	(11,008)

Balance at December 31, 2009	6,000,000	6,000	0	(27,083)	(21,083)

Net loss for 2010				(9,930)	(9,930)

Balance at December 31, 2010	6,000,000	6,000	0	(37,013)	(31,013)

Net loss for three months
ending March 31, 2011				(982)	(982)

Balance at March 31, 2011	6,000,000	6,000	$0	$(37,995)	$(31,995)

The accompanying notes are an integral part of the financial statements

Wise Sales, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)			Period of
			Inception
			(September
	Three months ending		10, 2008)
	March	March	March
	31, 2011	31 2010	31, 2011
Operating Activities
Net income (loss)	$(982)	$(5,122)	$(37,995)
Stock compensation	0	0	6,000
Accounts payable	0	3,500	0
Expenses paid by related party	700	1,340	19,092
Accrued interest - related party	237	237	2,251
Net cash provided by (used in)
operating activities	(45)	(45)	(10,652)

Financing Activities
Note payable - related party	0	0	12,000
Net cash provided by (used in)
financing activities	0	0	12,000

Net increase (decrease) in cash	(45)	(45)	1,348

Cash at beginning of period	1,393	1,573	0
Cash at end of period	$1,348	$1,528	$1,348

Supplemental information
Non-cash activities
Common stock issued for services	$0	$0	$6,000

The accompanying notes are an integral part of the financial statements

WISE SALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS OPERATIONS AND GOING CONSIDERATION

Wise Sales, Inc. (the "Company") was incorporated in the State of Nevada on September 10, 2008. It was formed for the purpose of developing an independent sales representation organization to sell selling Internet-based revenue generating advertising, promotional programs and merchant processing services to small and medium sized businesses on behalf of clients that may include Wise Savings, LLC (“Wise Savings”) and Wise Exchange, LLC (“Wise Exchange”). Both Wise Savings and Wise Exchange (collectively, the “Affiliates”) are affiliated with the Company through common ownership and management.

The Company is a development stage company and is subject to the risks associated with development stage companies. As of the date of this report, the Company has not yet commenced operations. The Company's primary activities since incorporation have been organizational in nature and related to the Company’s formation and the filing of a registration statement with the Securities and Exchange Commission (“SEC”). The Company has not generated any revenues from these activities and, accordingly, it is in the development stage.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

In the opinion of management, all adjustments which are necessary to a fair statement of the results for the interim period presented are of a normal recurring nature and have been made

Fiscal year

The Company has selected December 31 as its fiscal year-end.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company will recognize revenue upon the completion of its performance obligation, and only when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable. The Company’s advertising revenues will be presented net of a provision for advertiser credits, which will be estimated and established in the period in which services are provided. These credits will generally be issued in the event that solutions do not meet contractual specifications. Actual results could differ from these estimates. Revenue from account management and local campaign management services will be recognized as the services are performed. The Company will not recognize any revenue related to the businesses that it recruits on behalf of its Affiliates until after the Affiliate has generated revenue from these unaffiliated third parties.

WISE SALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Start-up Costs

In accordance with ASC 720, “Reporting on the Costs of Start-up Activities,” the Company has expensed all costs incurred in connection with the start-up and organization of the Company.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense for the three month period ending March 31, 2011 and for the period from September 10, 2008 through March 31, 2011..

Fair value of financial instruments and derivative financial instruments

The Company has adopted ASC 815“Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

Federal income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has loss carry-forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Earnings (loss) per share

The Company has adopted ASC 260, “Earnings per Share” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.  There are no dilutive shares outstanding.

No significant realized exchange gains or losses were recorded during the three month period ending March 31, 2011 and for the period from inception (September 8, 2008) to March 31, 2011.

Comprehensive income (loss)

ASC 220, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the nine month period ending September 30, 2010 and for the period from inception (September 8, 2008) through September 30, 2010, the

WISE SALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the three month period ending March 31, 2011 and for the period from inception (September 8, 2008) through March 31, 2011.

New accounting pronouncements

The Company has evaluated the most recent accounting standards through the date of these financial statements and in management’s opinion none of these pronouncements will have a material impact on the Company’s financial statements.

NOTE 3 – CAPITAL STOCK

Authorized Stock

The Company has authorized 1,000,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuance

On September 10, 2008, the Company issued 200,000 common shares valued at $.001 to its Chief Executive Officer. On December 15, 2008, the Company issued 5,800,000 common shares at $.001 to its Chief Executive Officer. The shares issued were accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock-Compensation, under the prospective method, which requires the Company to recognize expense for all share-based compensation awards granted to employees. Compensation expense is determined based on the grant date fair value of share-based compensation awards and is recognized on a straight-line basis over the requisite service period of the award.

In the absence of any objective indicators of fair value of the shares we issued to our Chief Executive Officer, or the services our Chief Executive Officer provided in starting our company, the shares issued to him were valued at their par value, or $6,000. This expense was recognized at the date of issue.

On December 15, 2008, the company directed the preparation of a Form S-1 to register 3,000,000 common shares of the Company at a price of $.01 per share to raise $30,000 for the Company. A Form S-1 registration statement was filed with the Securities and Exchange Commission on May 4, 2009 and amended on January 21, 2010, February 22, 2010 and October 25, 2010, January 6, 2011, March 11, 2001, April 21, 2011 and May 5, 2011.

NOTE 4 – GOING CONCERN AND LIQUIDITY ISSUES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2011, the Company has an accumulated deficit of $37,995, working capital deficit of $31,995 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and the implementation of its business plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – RELATED PARTY TRANSACTIONS

Wise Exchange, LLC, an affiliate of the Company, has paid $19,092 to vendors on behalf of the company ($3,200 in 2008, $6,402 in 2009, $8,790 in 2010 and $700 in 2011), which have been recorded as a “Related Party Payable.” The amount bears no interest and is due on demand.

WISE SALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS - continued

On November 5, 2008, Kurt Wise, the Company’s sole officer and director, loaned the Company $10,000. The one-year note payable, which is due on November 4, 2009, bears an annual interest rate of 8.0%. On September 30, 2009, the Company extended the due date of the $10,000 note payable until May 5, 2010. On April 30, 2010, the Company extended the due date of the $10,000 note payable to November 5, 2010. On October 31, 2010, the Company extended the due date of the $10,000 note payable to June 30, 2011. On March 9, 2009, Mr. Wise loaned the Company $2,000. The one-year note payable, which is due on March 8, 2010, bears an annual interest rate of 8.0%. On March 8, 2010, the Company extended the due date of the note payable until August 8, 2010. On June 30, 2010, the Company extended the due date of the $2,000 note payable until December 31, 2010. On October 31, 2010, the Company extended the due date of the $2,000 note payable to June 30, 2011.

On September 30, 2008, the Company entered into a non-exclusive Independent Contractor Agreement (“ICA”) and a non-exclusive Override Compensation Agreement (“OCA”) with Wise Savings, pursuant to which the Company will market and sell the programs and services of Wise Savings to small and medium sized businesses through delegated agents who have entered into sales and marketing agreements with the company. Pursuant to the OCA, the Company will receive management fees in an amount equal to 3% of the total revenues generated by the Company’s agents. The Company’s agents will receive a one-time payment for each business brought under contract for the Wise Savings online directory, and residual payments of as much as fifty percent (50%) of the ongoing revenues generated by Wise Savings from each of the individual businesses, assuming that the individual businesses meet certain performance criteria. Additionally, the agents will receive a 9% commission on any revenues generated by the individual businesses from advertisements that they place on media properties that are under contract with Wise Savings. The term of the ICA and OCA agreements are one year and are renewable automatically on an annual basis unless either party gives the other party a written notice of its intention to terminate either the ICA or OCA not less than 30 days prior to the expiration of the current term of the ICA or OCA. The Company is currently negotiating similar agreements with Wise Exchange, LLC. Both of these companies are affiliated with Wise Sales, Inc. Kurt Wise, the founder controlling shareholder and President of the Company, is also the founder, controlling shareholder and Chief Executive Officer of Wise Savings, LLC and Wise Exchange, LLC. The Company may outsource certain services from, and share personnel with, its Affiliates.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 7 – SUBSEQUENT EVENTS

On May 10, 2011, the Securities and Exchange Commission declared the Company’s registration statement effective. The Company has evaluated subsequent events through the date that the financial statements were issued. There were no other significant subsequent events that need to be disclosed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements". The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other of our plans will be achieved. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW

Wise Sales, Inc. is a development stage company that was incorporated on September 10, 2008 pursuant to the laws of the State of Nevada. From our inception, we have not generated any revenues and have incurred a net loss of $37,955.  As of March 31, 2011, we had $1,348 in cash on hand, total assets of $1,348, total liabilities of $33,343, and an accumulated deficit of $37,955. In our Auditor’s report included in their audit for fiscal years ended December 31, 2010 and 2009, they expressed substantial doubt as to our ability to continue as a going concern.

The Company intends to recruit and develop a network of independent sales representatives to sell Internet-based revenue generating promotional programs, advertising and merchant processing services to small and medium sized businesses on behalf of clients that may include Wise Savings, LLC (“Wise Savings”) and Wise Exchange, LLC (“Wise Exchange”). Both Wise Savings and Wise Exchange (collectively, the “Affiliates”) are affiliated with the Company through common ownership and management.

The Company will focus its sales efforts on servicing small and medium sized local businesses and expects to generate revenue from four primary sources:

•
It will generate commissions through the sale of advertising on behalf of advertising platforms that include web search engines, which are designed to perform algorithmically driven searches for information on the Internet, Internet directories, which allow users to search human-selected Internet resources that have been arranged and classified by subject or location, and mobile content providers that offer factual or entertainment related resources to their users.

•
It will offer fee-based account management services to help its advertisers optimize their wed-based advertising campaigns, including editorial and keyword selection recommendations and the analysis of their advertising results. These services will be performed pursuant to contractual relationships that may be ongoing or limited to one advertising campaign.

•
It will offer local campaign management services that assist its advertising clients in the consolidation of their advertising purchasing, management and internal reporting. The Company expects to perform these services pursuant to a contractual relationship with fixed fees.

•
It will be compensated by its Affiliates for each business that it recruits for its Affiliates. In the case of Wise Savings, this compensation will include a one-time payment for each business that is brought under contract for the Wise Savings online directory and residual payments that are tied to a continuing and expanded business relationship between the business and Wise Savings.

The Company has not yet entered into any contractual relationships with any advertisers or web advertising platforms, other than with Wise Savings, LLC,, a company that is affiliated with the Company. There can be no assurances that the Company will be able to enter into any contractual relationships with advertisers or web advertising platforms, or that the terms of these contractual relationships, if any, will be beneficial to the Company. The Company will rely on its internal sales force to recruit advertising platform partners and on its independent sales representatives to recruit advertising customers.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2011 was $982 as compared to a net loss of $5,122 for the three months ended March 31, 2010. All of the losses in the 2011 and 2010 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees. We have no current operations, and we have only one employee.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company’s cash balance was $1,348. Net cash used by operations was $45 for the three months ended March 31, 2011 as compared to net cash used by operations of $45 for the three months ended March 31, 2010.

The Company is in a development stage and has no operating history. To date, the Company has financed its developmental activities with two loans totaling $12,000 from its sole director, officer and shareholder, and advances totaling $19,092 from Wise Exchange, LLC, an affiliate of the Company, that have been used to pay liabilities on behalf of the Company. We are currently operating with insufficient working capital, which, among other things has constrained our ability to market our services. As a result, there can be no assurance that we will be successful in our business model.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 4. Controls and Procedures - continued

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Principal Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Accounting Officer, concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISE SALES, INC.

May 20, 2011	By:	/s/ Kurt Wise
Name: Kurt Wise
Title: President and Principal Accounting Officer